Form 10-Q
period 1996-03-31
CONTINENTAL BANCORPORATION
filed 1996-05-15
CIK 847926

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1996

                              OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

                         Commission file number 0-17907

                           CONTINENTAL BANCORPORATION
             [Exact name of registrant as specified in its charter]

          New Jersey                                              52-1625583
 ---------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
       or organization)                                      Identification No.)

            1345 Chews Landing Road, Laurel Springs, New Jersey 08021
                    [Address of principal executive offices]
                                   [Zip Code]

                                 (609) 227-8000
              [Registrant's telephone number, including area code]

- - -------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  x    NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At April 30, 1996 there were 4,712,408 common shares outstanding.

                    CONTINENTAL BANCORPORATION AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Condition as of March 31, 1996
        (Unaudited) and December 31, 1995                                     3

        Consolidated Statement of Earnings for the Three Month Periods
        Ended March 31, 1996 and 1995(Unaudited)                              4

        Consolidated Statement of Cash Flows for the Three Month Periods
        Ended March 31, 1996 and 1995 (Unaudited)                             5

        Notes to Consolidated Financial Statements for the Three Month
        Periods Ended March 31, 1996 and 1995(Unaudited)                      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                     18

        Signatures                                                           19

PART 1. Financial Information

                           CONTINENTAL BANCORPORATION
                       Consolidated Statement of Condition


                                                                                3/31/96             12/31/95
                                                                                -------             --------
                                                                              (unaudited)
                                                                                     (in thousands)


ASSETS
Cash and due from banks ..................................................   $   7,494            $   9,897
Federal Funds Sold .......................................................       1,000                2,975
                                                                             ---------            ---------
                                                                                 8,494               12,872

Investment securities available-for-sale .................................      73,482               65,765
Investment securities held-to-maturity (approximate market value
  of $24,564,000 and $29,102,000 at 3/31/96 and 12/31/95, respectively) ..      24,753               29,424
Loans, less allowance for credit losses of $1,387,000 and
  $1,400,000 at 3/31/96 and 12/31/95, respectively .......................      74,288               77,689
Premises and equipment, net ..............................................       2,933                3,010
Accrued interest receivable on loans .....................................         509                  532
Accrued interest receivable on securities ................................       1,129                  780
Other assets .............................................................       1,544                1,691
                                                                             ---------            ---------
     Total assets ........................................................   $ 187,132            $ 191,763
                                                                             =========            =========

LIABILITIES
Deposits
  Demand .................................................................   $  22,980            $  24,969
  Savings ................................................................      60,523               65,228
  Time, $100,000 and over ................................................       9,987                7,406
  Other time .............................................................      30,923               30,993
                                                                             ---------            ---------
                                                                               124,413              128,596
Federal Home Loan Bank advances ..........................................      49,173               50,180
Convertible debentures ...................................................       1,096                1,096
Other liabilities ........................................................       1,031                  745
                                                                             ---------            ---------
  Total liabilities                                                            175,713              180,617
                                                                             ---------            ---------

STOCKHOLDERS' EQUITY
  Common stock, $2.00 par value; 10,000,000 shares authorized,
    4,807,561 issued and outstanding, at 3/31/96 and 4,807,561 at 12/31/95       9,615                9,615
Additional paid-in capital ...............................................       4,261                4,261
Accumulated deficit ......................................................      (2,337)              (2,599)
Unrealized gain on investments available for sale ........................          43                   32
                                                                             ---------            ---------
                                                                                11,582               11,309
Less treasury stock, at cost (95,153 shares) .............................        (163)                (163)
                                                                             ---------            ---------
     Total stockholders' equity ..........................................      11,419               11,146
                                                                             ---------            ---------
     Total liabilities and stockholders' equity ..........................   $ 187,132            $ 191,763
                                                                             =========            =========


The accompanying notes are an integral part of these financial statements.

                           CONTINENTAL BANCORPORATION
                       Consolidated Statement of Earnings
                                   (unaudited)


                                                                        Three Months Ended
                                                                 -------------------------------
                                                                 3/31/96                 3/31/95
                                                                 -------                 -------
                                                                      (in thousands, except
                                                                         per share data)

Interest income:
   Interest and fees on loans ..............................   $    1,846             $    1,948
   Interest on federal funds sold ..........................           13                      9
   Interest on investment securities .......................        1,505                  1,346
                                                                ---------              ---------
        Total interest income ..............................        3,364                  3,303
                                                                ---------              ---------
Interest expense:
   Interest on certificates of deposit .....................          550                    283
   Interest on other deposits ..............................          483                    487
   Interest on securities sold under agreement to repurchase         --                      173
   Interest on FHLB advances ...............................          686                    772
   Interest on debentures ..................................           30                     30
                                                                ---------              ---------
        Total interest expense .............................        1,749                  1,745
                                                                ---------              ---------
Net interest income
   before provision for credit losses ......................        1,615                  1,558
Provision for credit losses ................................           60                     75
                                                                ---------              ---------
Net interest income
   after provision for loan losses .........................        1,555                  1,483
                                                                ---------              ---------
Other operating income
   Service fees on deposit accounts ........................          133                    134
   Other ...................................................           97                     55
                                                                ---------              ---------
        Total other operating income .......................          230                    189
                                                                ---------              ---------
Other operating expenses
   Salaries and employee benefits ..........................          543                    666
   Net occupancy expenses ..................................          222                    229
   Data processing expense .................................          102                    113
   Legal expenses ..........................................          120                    102
   Other ...................................................          375                    411
                                                                ---------              ---------
        Total other operating expenses .....................        1,362                  1,521
                                                                ---------              ---------
   Income before income taxes ..............................          423                    151
Provision for income taxes .................................          161                     54
                                                                ---------              ---------
Net income .................................................   $      262             $       97
                                                               ==========             ==========
Per share data:

   Net income per share ....................................   $     0.06             $     0.02
                                                               ==========             ==========
   Dividends per share .....................................   $     0.00             $     0.06
                                                               ==========             ==========

Weighted average shares outstanding ........................    4,712,408              4,760,566
                                                                =========              =========



The accompanying notes are an integral part of these financial statements.

                    CONTINENTAL BANCORPORATION AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                                                Three Months Ended
                                                                                ------------------
                                                                           3/31/96               3/31/95
                                                                           -------               -------
                                                                                  (in thousands)
Operating activities:
Net income ...........................................................   $    262              $     97
Adjustments to reconcile  net income to net cash provided by
  (used in) operating activities:
  Depreciation, amortization and accretion, net ......................        276                   229
  Provision for loan losses ..........................................         60                    75
  Net increase in other assets .......................................       (220)                 (953)
  Increase in other liabilities ......................................        256                   249
                                                                         --------              --------
       Net cash provided by (used in) operating activities ...........        634                  (303)
                                                                         --------              --------
Investing activities:
  Purchase of investment securities available-for-sale ...............     (9,259)              (11,570)
  Proceeds from sale of investment securities available-for-sale .....         --                 3,059
  Proceeds from maturities of investment securities held-to-maturity .      4,672                   500
  Proceeds from maturities of investment securities available-for-sale      1,351                 1,337
  Net decrease (increase) in loans ...................................      3,421                (1,819)
  Capital expenditures ...............................................         (7)                  (80)
                                                                         --------              --------
       Net cash provided by (used in) investing activities ...........        178                (8,573)
                                                                         --------              --------
Financing activities:
  Net increase (decrease) in demand deposits and savings accounts ....     (6,694)               (4,077)
  Net increase in certificates of deposits ...........................      2,511                   610
  Net borrowings of long term Federal Home Loan Bank advances ........         --                   100
  Repayment of long term Federal Home Loan Bank advances .............        (21)                   (9)
  Net decrease in short term Federal Home Loan Bank advances .........       (986)              (15,000)
  Securities sold under agreement to repurchase ......................         --                27,107
  Dividend on common stock ...........................................         --                  (286)
                                                                         --------              --------
       Net cash provided by (used in) financing activities ...........     (5,190)                8,445
                                                                         --------              --------
Net decrease in cash and cash equivalents ............................     (4,378)                 (431)
Cash and cash equivalents at beginning of period .....................     12,872                 7,531
                                                                         --------              --------
Cash and cash equivalents at end of period ...........................   $  8,494              $  7,100
                                                                         ========              ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest .........................................................   $  1,615              $  1,712
                                                                         ========              ========
    Income taxes .....................................................   $    423              $    129
                                                                         ========              ========
    Loans transferred to other real-estate owned .....................   $     --              $    120
                                                                         ========              ========


The accompanying notes are an integral part of these financial statements.

                    CONTINENTAL BANCORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                        For the Three Month Periods Ended
                             March 31, 1996 and 1995
                                   (unaudited)

1. Basis of Presentation

Continental Bancorporation (the "Corporation"), a one bank holding company and the parent company of Continental Bank of New Jersey. Other than Continental Bank of New Jersey, the Corporation has no subsidiaries. All references to the Bank or the Corporation hereinafter refer to both.

The consolidated statement of condition at March 31, 1996 and statements of earnings and cash flows for the three months ended March 31, 1996 and 1995 are unaudited, but in the opinion of management, all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of such results for all periods have been made. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Impaired Loans

On January 1, 1995 the Bank adopted Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures." SFAS No. 114 requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS No. 118 allows creditors to use existing methods for recognizing interest income on impaired loans.

3. Accounting for Stock Based Compensation

The FASB issued a new standard, SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under APB Opinion 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No.

123 had been applied. The Bank has not determined which method it will follow in the future but anticipates following APB Opinion 25. The Bank will be required to adopt the new standard for its year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Continental Bancorporation (the "Corporation"), is the holding company for Continental Bank of New Jersey (the "Bank"), which is a New Jersey State chartered commercial bank.

The Bank's operations are conducted from four offices located in Camden County, New Jersey. The Bank has regulatory approval to open a fifth office located in Stratford, New Jersey. The Bank offers a full range of bank services, both retail and commercial, at its four locations. The Bank's deposits are insured by the Federal Deposit Insurance Corporation.

Financial Condition

At March 31, 1996, total assets amounted to $187,132,000, a decrease of $4,631,000, from total assets of $191,763,000, at December 31, 1995. This decrease was primarily the result of a decrease in cash and cash equivalents, resulting from the more efficient management of non-earning cash balances.

Investments

During the first quarter 1996, investment securities increased by $3,046,000. This increase was primarily the result of purchases of Adjustable Rate S.B.A. Loan Pools. The investment portfolio at March 31, 1996, consisted of approximately $28,450,000 in high quality and short duration Mortgage Backed Securities and $57,539,000 in U.S. Agency securities. All Mortgage Backed Securities are U.S. Agency issued and therefore, in management's opinion, represent no credit risk. The Mortgage Backed Securities pay a fixed coupon and therefore represent interest rate risk but have very short durations and limited extension risk. The remainder of the investment portfolio primarily consists of floating Agency securities which represent no credit risk, adjust not less frequently than quarterly and therefore represent only very limited interest rate risk.

Proceeds on sales of securities classified as available-for-sale were $0 and $3,059,000 for the periods ended March 31, 1996 and 1995, respectively. For the periods ended March 31, 1996 and 1995, there were gross realized gains of $0 and $12,000, respectively. There were no realized losses for the three month period ended in 1996 or 1995. The Corporation uses the specific identification method to determine the cost of the securities sold.

The amortized costs, unrealized gains and losses, and fair values of the Corporation's available-for-sale and held-to-maturity securities are summarized as follows:


                                                                        1996
                                                               Gross           Gross           Fair
                                              Amortized      unrealized      unrealized        market
                                              -------------------------------------------------------
                                                cost           gains           losses          value
                                                ----           -----           ------          -----
                                                                  (in thousands)
Available-for-sale securities
   U.S. Government agency .................   $62,463         $   246         $   170         $62,539
   Mortgage-backed securities
      FNMA mortgage-backed PAC's ..........     1,103              --               3           1,100
      FHLMC mortgage-backed PAC's .........     2,602              --               5           2,597
                                              -------         -------         -------         -------
           Total mortgage-backed securities     3,705              --               8           3,697
   Debt securities ........................       657              --              --             657
   Federal Home Loan Bank stock ...........     6,589              --              --           6,589
                                              -------         -------         -------         -------
                                               73,414             246             178          73,482
                                              -------         -------         -------         -------
Held-to-maturity securities
   Mortgage-backed securities
      FHLMC pass-through certificates .....     5,293              --              76           5,217
      FNMA mortgage-backed PACs ...........    11,255              15              64          11,206
      FHLMC mortgage-backed PACs ..........     8,205              --              64           8,141
                                              -------         -------         -------         -------
           Total mortgage-backed securities    24,753              15             204          24,564
                                              =======         =======         =======         =======
                                              $98,167         $   261         $   382         $98,046
                                              =======         =======         =======         =======

The maturity distribution of the investment portfolio of the Bank, as of March 31, 1996, is summarized as follows:


                                                                       Available-for-sale                   Held-to-maturity
                                                                       ------------------                   ----------------
                                                                                    Estimated                           Estimated
                                                                   Amortized          fair            Amortized            fair
                                                                     cost             value              cost             value
                                                                     ----             -----              ----             -----
Due in one year or less ....................................       $ 5,657           $ 5,657           $    --           $    --
Due after one year through five years ......................         3,180             3,143                --                --
Due after five years .......................................        13,558            13,596                --                --
Due after ten years ........................................        40,725            40,800                --                --
                                                                   -------           -------           -------           -------
                                                                    63,120            63,196                --                --
Mortgage-backed securities .................................         3,705             3,697            24,753            24,564
Federal Home Loan Bank (FHLB) stock ........................         6,589             6,589                --                --
                                                                   -------           -------           -------           -------
                                                                   $73,414           $73,482           $24,753           $24,564
                                                                   =======           =======           =======           =======

Loan Portfolio

The Bank tailors financial services to individuals and businesses within its marketplace. A substantial portion of the financial services offered consists of consumer, real estate and commercial loans. The Bank's primary loan policy objective is to grant and maintain loans which ensure the safety of deposits and capital, while generating sufficient income to produce a superior rate of return on capital and assets. Real estate loans generally have a maximum of 80% loan to appraised value. Other secured loans have a loan to value ratio of between 50-80%. Unsecured loans are approximately 3.57% of total loans at March 31,1996. The loan portfolio declined at an annualized rate of 17.51% during the first quarter of 1996. This reduction in loan balances was due principally to scheduled mortgage amortization and sale of real estate projects financed by the Bank to third parties.

The following table reflects the mix of the loan portfolio at March 31, 1996 and December 31, 1995:

                                           03/31/96                 12/31/95
                                           --------                 --------
                                               (in thousands of dollars)

                                Loans        %of            Loans         % of
                                -----        ---            -----         ----
                                            Total                         Total
                                            -----                         -----

Commercial ................   $ 24,815       32.80%    $ 25,101          31.74%
Installment ...............     16,529       21.85%      17,678          22.36%
Mortgage ..................     34,308       45.35%      36,294          45.90%
                              --------      ------     --------         ------
  Total gross loans .......     75,652      100.00%      79,073         100.00%
                                            ======                      ======

Deferred loan fees ........        (83)                     (94)
Unearned discount .........       --                         (2)
Unamortized premium .......        106                      112
                              --------                   ------
                                75,675                   79,089
Allowance for credit losses     (1,387)                  (1,400)
                              --------                 --------
  Total net loans .........   $ 74,288                 $ 77,689
                              ========                 ========

Non Performing Loans

The following table shows the balance, and the effect on interest income, of non-performing assets in the Bank's loan portfolio, by category, at and for the period shown below:

                                                        3/31/96        12/31/95
                                                        -------        --------
                                                               (in thousands)

Loans past due 90 days still
accruing interest:
  Commercial ..................................         $    8           $   30
  Installment .................................              8               --
  Real Estate .................................             67               --
                                                        ------           ------
Total .........................................             83               30
                                                        ------           ------
Non-accrual loans:
  Commercial ..................................          1,083            1,968
  Installment .................................              1                1
  Real Estate .................................          1,178              452
                                                        ------           ------
Total .........................................          2,262            2,421
                                                        ------           ------
Troubled Debt Restructured Loans ..............             --              135
                                                        ------           ------
Total non-performing loans ....................         $2,345           $2,586
                                                        ======           ======
Ratio of non-performing loans to
  total period-end loans ......................           3.10%            3.27%
                                                          ====             ====
Ratio of non-performing assets to
  total assets ................................           1.67%            1.78%
                                                          ====             ====


                                           Three Months Ended    Three Month Ended
                                           ------------------    -----------------
                                                 3/31/96               3/31/95
                                             (in thousands)          (in thousands)
                                               (unaudited)            (unaudited)
Gross amount of Interest which would have
  been recorded at original rate on Non-
  accrual and Restructured Loans ........          $68                    $46
Interest received from customers on Non-
 accrual and Restructured Loans .........            4                     --
                                                   ---                    ---
Net impact on Interest Income of Non-
  accrual Loans .........................          $64                    $46
                                                   ===                    ===


Non accrual loans decreased by $159,000 during the first quarter of 1996. This decrease in non accrual loans was primarily the result of receiving $495,000 in payments and $132,000 in charge-offs, offset in part by transferring three loans, amounting to $468,000, of additional loans to non-accrual status. At March 31, 1996 and December 31, 1995, other real estate owned was at $777,000 and $818,000, respectively.

The balance of impaired loans was $2,332,000 at March 31, 1996. The Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $2,262,000 of non-accrual loans. The allowance for loan loss associated with the $2,332,000 of impaired loans was $666,000 at March 31, 1996. Total cash collected on impaired loans during the quarter ended March 31, 1996 was $499,000 of which $495,000 was credited to the principal balance outstanding on such loans and $4,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $69,000. Interest income recognized during the quarter was $4,000. The Bank's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank recognizes income on non-accrual loans under the cash basis, when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank; if these factors do not exist, the Bank will not recognize income.

Allowance for Credit Losses

The analysis of the allowance for credit losses for the periods indicated are as follows:

                                                   At           At
                                                3/31/96     12/31/95
                                                -------     --------
                                                    (in thousands)

Balance, beginning of year .................   $ 1,400     $   939
Provision charges to operations ............        60       1,353
                                               -------     -------
                                                 1,460       2,292
Recoveries of loans previously charged off
  Real estate ..............................         1          --
  Commercial ...............................        22          15
  Installment ..............................         2           3
                                               -------     -------
Total recoveries ...........................        25          18
                                               -------     -------
Loans charged-off
  Real estate ..............................        --        (311)
  Commercial ...............................        57        (393)
  Installment ..............................        41        (206)
                                               -------     -------
Total charged-off ..........................        98        (910)
                                               -------     -------
Net (charged-off) recoveries ...............       (73)       (892)
                                               -------     -------
Balance, at end of year ....................   $ 1,387     $ 1,400
                                               =======     =======
Ratio of allowance for credit losses to non-
  performing loans .........................     59.15%      54.14%
Ratio of allowance for credit losses to non-
  performing assets ........................     44.43%      41.13%
Ratio of allowance for credit losses to non-
  accrual loans ............................     61.32%      57.83%


The Bank determines the level of its allowance for possible loan losses based upon a number of factors. The Bank conducts a monthly review of the loan portfolio to evaluate overall credit quality. This evaluation consists of an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to repay specific loan obligations as well as current loan collateral values. The Bank also considers past estimates of possible loan losses as compared with actual losses. As adjustments become identified, they are reported in earnings for the period in which they become known.

Deposits

Deposits decreased between December 31, 1995 and March 31, 1996 by $4,183,000. The mix of the deposit portfolio reflects a decrease of $1,989,000, or 7.97%, in non-interest bearing demand deposits, a decrease of $4,930,000 or 11.15% in money market and interest-bearing demand deposit accounts, and a increase of $225,000, or 1.07%, in savings deposits. Time deposits increased by $2,511,000, or 6.54%. Management believes the shift in deposit mix to certificates of deposits from savings accounts is a result of the increase in rates paid on those certificates.

Federal Home Loan Bank Advances

The Bank utilizes Federal Home Loan Bank Advances to manage the relative asset and liability sensitivity characteristics of the Bank's Balance Sheet and thereby, better manage interest rate risk. Management's asset/liability strategy is to maximize the Bank's net interest income while minimizing earnings volatility, which can result from changes in the general level of interest rates. The Bank implements this strategy by purchasing securities funded with Fed Funds, Federal Home Loan Bank advances and securities sold under agreement to repurchase. Decisions on the amount, type, and maturity of a security chosen for purchase are made after computer simulation modeling of the Bank's net interest income in various rising, falling and stable interest rate environments.

At March 31, 1996, outstanding borrowings under the advances totaled $49,173,000. The weighted average interest rate of the advances at March 31, 1996, was 5.64%. Substantially all of the advances mature in April 1996. All advances maturing in April 1996 may be rolled forward as is necessary. The maximum amount of advances outstanding at any month-end during the first quarter 1996 was $52,172,000.

Liquidity and Capital Resources
- - -------------------------------

Liquidity defines the ability of the Bank to generate funds to support asset growth, meet deposit withdrawals, maintain reserve requirements and otherwise operate on an ongoing basis. An important component of a bank's asset and liability management structure is the level of liquidity which is available to meet the needs of its customers and requirements of creditors. During the past three years, the liquidity needs of the Bank were primarily met by cash on hand, federal funds, deposits and FHLB advances. The Bank invests its funds not needed for operations ("excess liquidity") primarily in daily federal funds sold and investments securities available for sale.

Other sources of funds result from the maturity and sale of investment and mortgage-backed securities available for sale and the paydown of loans. Securities cash outflows represent purchases of securities. Securities available for sale may be sold for liquidity purposes as necessary. Securities held to maturity are available for liquidity after such maturity.

The Bank knows of no adverse conditions which would impact the continued short or long term use of its cash inflows as heretofore described.

The Corporation recognizes the importance of maintaining adequate capital levels to support sound, profitable growth and to encourage depositor and investor confidence.

To increase the Bank's capital levels, the Corporation contibuted $900,000 to the capital of the Bank in 1995.

The Corporation and the Bank are required to maintain minimum ratios of Tier 1 and Total capital to "Risk-weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators.

The capital ratios of the Corporation and the Bank at selected dates are as follows:

                                                                     Regulatory
                                        3/31/96      12/31/95        Requirement
                                        -------      --------        -----------

The Corporation
- - ---------------
Tier 1 Risk-Based Capital Ratio          12.99%       13.01%            4.00%
Total Risk-Based Capital Ratio           15.49%       15.52%            8.00%
Tier 1 Leverage Capital Ratio             5.86%        6.04%         3.00%-5.00%

The Bank
- - --------
Tier 1 Risk-Based Capital Ratio          14.40%       13.84%            4.00%
Total Risk-Based Capital Ratio           15.67%       15.09%            8.00%
Tier 1 Leverage Capital Ratio             6.46%        6.48%         3.00%-5.00%


At March 31, 1996, the Bank's actual tier 1, total capital and tier 1 leverage ratio all exceed minimum regulatory capital requirements as well as the federal "well capitalized" standard. The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Company.

Asset and Liability Management
- - ------------------------------

Important to the concept of liquidity is the management of interest-earning assets and interest-bearing liabilities. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences interest rate change in line with general market rates. Interest rate sensitivity measures the relative volatility of a bank's interest margin resulting from changes in market interest rates. Through asset and liability management, the Bank seeks to position itself to contend with changing interest rates.

The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities as of March 31, 1996 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. To the extent loans presented in this table are on demand basis, they are categorized as to maturity based upon their stated amortization schedule.

                                                                    Repricing Time Periods
                                                                           3/31/96
                                                                           -------
                                                                     (in millions of dollars)
                                                               0-90          90-365          1-5       Over 5 yrs or
                                                               Days           Days          years           rate           Total
                                                               ----           ----          -----           ----           -----
                                                                                                         insensitive
                                                                                                       ----------------
Investment securities
  Available for sale.....................................      63.2             --             --            10.3          73.5
  Held to Maturity ......................................        --             --           10.3            14.5          24.8
Loans ...................................................      25.8           25.1           16.7             5.8          73.4
Fed funds sold ..........................................       1.0             --             --              --           1.0
                                                               ----           ----           ----            ----         -----
  Total interest-earning assets .........................      90.0           25.1           27.0            30.6         172.7
                                                               ----           ----           ----            ----         -----
Interest bearing deposits ...............................      74.2           12.3           14.9              --         101.4
Federal Home Loan Bank
  Advances ..............................................      48.0                                           1.2          49.2
Subordinated debentures .................................        --             --             --             1.1           1.1
Total interest bearing liabilities ......................     122.2           12.3           14.9             2.3         151.7
                                                               ----           ----           ----            ----         -----

GAP .....................................................     (32.2)          12.8           12.1            28.3          21.0
                                                               ----           ----           ----            ----         -----
Cumulative GAP Ratio ....................................     (0.19)          0.07           0.07            0.16
                                                              =====           ====           ====            ====
Cumulative GAP ..........................................     (32.2)         (19.4)          (7.3)           21.0
                                                              =====          =====           ====            ====
Cumulative GAP Ratio ....................................     (0.19)         (0.11)         (0.04)           0.16
                                                              =====          =====          =====            ====





COMPARISON OF THREE MONTHS ENDED
March 31, 1996, and 1995.

Results of Operations

The Corporation recorded net income of $262,000 for the three month period ended March 31, 1996, compared to $97,000 for the same period in 1995, primarily as a result of improving the Bank's first quarter non-interest expense.

Net Interest Income

The table on the following page provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated. Net interest income before provision for loan losses for the three month period ended March 31, 1996, increased $57,000 or 3.66% compared to the same period in 1995. These increases were primarily a result of an increase in investments funded by Federal Home Loan Bank advances.

Average Balance and Net Interest Income (in thousands)


                                                     Three Months Ended                             Three Months Ended
                                                           3/31/96                                        3/31/95
                                                           -------                                        -------
                                                Average                  Yield                    Average               Yield
 Interest-earning assets:(1)                    Balance     Interest     Rate                     Balance   Interest     Rate

   Real estate loans                          $  36,696        859       9.36%                   $ 33,112       741      8.95%
   Commercial Loans                              25,319        538       8.50%                     28,311       660      9.45%
   Consumer loans                                16,985        453      10.67%                     22,187       547     10.00%
   Investment Securities                         90,967      1,394       6.13%                     87,962     1,247      5.75%
   FHLB Stock                                     6,589        107       6.50%                      4,894        99      8.09%
   Federal funds sold                             1,088         13       4.78%                        524         9      6.97%
                                                -------      -----                               --------     -----
     Total                                      177,644      3,364       7.57%                    176,989     3,303      7.57%
                                                -------      -----                               --------     -----




 Interest-bearing liabilities:
   Deposits:
     Money Market and Interest-
       bearing demand                            41,640        328       3.15%                     41,116       340      3.28%
     Savings                                     21,257        152       2.86%                     23,791       147      2.51%
     Time                                        39,354        550       5.59%                     24,552       283      4.67%
    Borrowed funds:
      FHLB advances                              48,584        687       5.66%                     51,587       772      6.07%
     Other borrowed funds                         1,196         32      10.70%                     11,672       203      7.05%
                                                -------      -----                               --------     -----
     Total                                      152,031      1,749       4.60%                    152,718     1,745      4.63%
                                                =======      =====                               ========     =====

 Excess of interest-earning
   assets over interest-
   bearing liabilities                        $  25,613                                          $ 24,271
                                              =========                                          =========
 Net interest and dividend income                           $1,615                                           $1,558
                                                            ======                                           ======
 Interest rate spread                                                    2.97%                                           2.94%
                                                                         ====                                            ====
 Net yield on interest earning
   assets                                                                3.64%                                           3.57%
                                                                         ====                                            ====


- - --------------------------------------------------------------------------------
(1) Non-accrual loan balances are included in average balances.

The net yield on interest earning assets for the three month period ended March 31, 1996 was 3.64%, an increase of 7 basis points from the 3.57% yield at March 31, 1995. The increases in net yield on interest earning assets was primarily the result of an increase in rates paid on Federal Home Loan Bank advances and time deposits, partially offset by an increase in yield on interest earning assets.

Provision for Credit Loss

During the three months ended March 31, 1996, a provision of $60,000 was made to the allowance for credit loss. Management believes that this provision is adequate considering the level of the allowance for credit losses, its current analysis of the loan portfolio, and the anticipated future growth of the loan portfolio.

Other Operating Income

Other operating income increased $41,000 for the three month period ended March 31, 1996 over the same period in 1995. This increase was due to an increase in gains on sold residential mortgages.

Other Operating Expense

Other operating expenses decreased to $1,362,000 for the three months ended March 31, 1996 a decrease of $159,000 or 10.45% from the $1,521,000 recorded for the three months ended March 31, 1995. Salaries and employee benefits decreased by $123,000 primarily as a result of management personnel changes during 1995. Data processing expense decreased by $11,000 primarily due to increased costs related to a conversion in 1995. Legal expenses increased by $18,000 primarily a result of collection of non-performing loans.

Income Taxes

The charge for federal and state income taxes is recorded at the current tax rates applicable to the corporation. Income taxes expensed for the three months ended March 31, 1996 were $161,000 as compared to $54,000 for the same period in 1995. This change represents improved profitability of the Company in 1996.

Cashflow

During the three months ended March 31, 1996, the principal source of funds for the Corporation's investing activities were cash inflows resulting from improved management of non-earning cash balances.

Through the funding sources mentioned above, the Bank purchased $9,259,000 of investment securities during the three months ended March 31, 1996, while maturities and principal payments totaled $6,023,000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)               None

         (b) No reports on Form 8-K were filed during the first quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CONTINENTAL BANCORPORATION

DATE: May 14, 1995             David F. Dierker (signature)
                               ----------------------------
                               David F. Dierker, President