Form 10-Q
period 1996-06-30
CONTINENTAL BANCORPORATION
filed 1996-08-14
CIK 847926

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ x ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1996

[   ]                                 OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________________

                         Commission file number 0-17907

                           CONTINENTAL BANCORPORATION
- --------------------------------------------------------------------------------
             [Exact name of registrant as specified in its charter]

          New Jersey                                         52-1625583
- --------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
     or organization)                                     Identification No.)

            1345 Chews Landing Road, Laurel Springs, New Jersey 08021
- --------------------------------------------------------------------------------
                    [Address of principal executive offices]
                                   [Zip Code]

                                 (609) 227-8000
- --------------------------------------------------------------------------------
              [Registrant's telephone number, including area code]


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  __X__   NO _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At July 31, 1996 there were 4,712,408 common shares outstanding.

                    CONTINENTAL BANCORPORATION AND SUBSIDIARY


                                    FORM 10-Q

                                      INDEX

=================================================================================================================
                                                                                                            PAGE
PART I.            FINANCIAL INFORMATION
- -----------------------------------------------------------------------------------------------------------------
Item 1.            Financial Statements
- -----------------------------------------------------------------------------------------------------------------
                   Consolidated Statement of Condition as of June 30, 1996 (Unaudited) and December 31, 1995     3
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
                   Consolidated Statement of Earnings for the Six Month Periods Ended June 30, 1996              4
                   and 1995(Unaudited)
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
                   Consolidated Statement of Cash Flows for the Six Month Periods Ended June 30, 1996            5
                   and 1995 (Unaudited)
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
                   Notes to Consolidated Financial Statements for the Six Month Periods Ended June               6
                   30, 1996 and 1995(Unaudited)
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
Item 2.            Management's Discussion and Analysis of Financial Condition and Results of                    7
                   Operations
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
PART II.           OTHER INFORMATION
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------
Item 6.            Exhibits and Reports on Form 8-K                                                             18
- -----------------------------------------------------------------------------------------------------------------
                   Signatures                                                                                   19
- -----------------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------------

=================================================================================================================

PART 1.   Financial Information

                           CONTINENTAL BANCORPORATION
                       Consolidated Statement of Condition

                                                                                       6/30/96        12/31/95
                                                                                       -------        --------
                                                                                             (unaudited)
                                                                                           (in thousands)

ASSETS
Cash and due from banks                                                                    9,513           9,897
Federal Funds Sold                                                                         1,500           2,975
                                                                                     -----------     -----------
                                                                                          11,013          12,872

Investment securities available-for-sale                                                  69,084          65,765
Investment securities held-to-maturity (approximate market value
  of $18,884,000 and $29,102,000 at 6/30/96 and 12/31/95, respectively)                   19,114          29,424
Loans, less allowance for credit losses of $1,239,000 and
  $1,400,000 at 6/30/96 and 12/31/95, respectively                                        67,834          77,689
Premises and equipment, net                                                                2,858           3,010
Accrued interest receivable on loans                                                         471             532
Accrued interest receivable on securities                                                  1,125             780
Other assets                                                                               2,229           1,691
                                                                                     -----------     -----------
     Total assets                                                                    $   173,728     $   191,763
                                                                                     ===========     ===========

LIABILITIES
Deposits
  Demand                                                                            $     23,955    $     24,969
  Savings                                                                                 59,296          65,228
  Time, $100,000 and over                                                                  9,544           7,406
  Other time                                                                              29,764          30,993
                                                                                     -----------     -----------
                                                                                         122,559         128,596
Federal Home Loan Bank advances/other borrowings                                          37,239          50,180
Convertible debentures                                                                     1,096           1,096
Other liabilities                                                                          1,378             745
                                                                                     -----------     -----------
  Total liabilities                                                                      162,272         180,617
                                                                                     -----------     -----------

STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 10,000,000 shares authorized, 4,807,561 issued
    and outstanding, at 6/30/96 and 4,807,561 at 12/31/95                                  9,615           9,615
Additional paid-in capital                                                                 4,549           4,549
Accumulated defici                                                                        (2,402)         (2,887)
Unrealized gain on investments available for sale                                           (143)             32
                                                                                     -----------     -----------

                                                                                          11,619          11,309
Less treasury stock, at cost (95,153 shares)                                                (163)           (163)
                                                                                     -----------     -----------
     Total stockholders' equity                                                           11,456          11,146
                                                                                     -----------     -----------
     Total liabilities and stockholders' equity                                     $    173,728     $   191,763
                                                                                     =============    ==========



   The accompanying notes are an integral part of these financial statements.

                           CONTINENTAL BANCORPORATION
                       Consolidated Statement of Earnings
                                   (unaudited)

                                                                   Three Months Ended         Six Months Ended
                                                                   ------------------         ----------------
                                                                 6/30/96      6/30/95      6/30/96     6/30/95
                                                               ----------   ----------   ----------   ----------
                                                                       (in thousands, except per share data)

Interest income:
   Interest and fees on loans                                  $    1,718   $    1,990   $    3,564   $    3,938
   Interest on federal funds sold                                      13           11           26           20
   Interest on investment securities                                1,448        1,423        2,953        2,769
                                                               ----------   ----------   ----------   ----------
        Total interest income                                       3,179        3,424        6,543        6,727
                                                               ----------   ----------   ----------   ----------
Interest expense:
   Interest on certificates of deposit                                556          496        1,106          779
   Interest on other deposits                                         454          487          937          974
   Interest on securities sold under agreement to repurchase           --          279           --          452

   Interest on FHLB advances                                          552          620        1,238        1,392
   Interest on debentures                                              30           30           60           60
                                                               ----------   ----------   ----------   ----------
        Total interest expense                                      1,592        1,912        3,341        3,657
                                                               ----------   ----------   ----------   ----------
Net interest income
   before provision for credit losses                               1,587        1,512        3,202        3,070

Provision for credit losses                                            60           75          120          150
                                                               ----------   ----------   ----------   ----------
   Net interest income
     after provision for loan losses                                1,527        1,437        3,082        2,920
                                                               ----------   ----------   ----------   ----------
Other operating income
   Service fees on deposit accounts                                   136          169          269          303
   Other                                                               56           84          153          139
                                                               ----------   ----------   ----------   ----------

        Total other operating income                                  192          253          422          442
                                                               ----------   ----------   ----------   ----------
Other operating expenses
   Salaries and employee benefits                                     560          594        1,103        1,260
   Net occupancy expenses                                             212          233          434          462
   Data processing expense                                            124           98          226          211
   Legal expenses                                                     129          105          249          207
   Other                                                              334          537          709          948
                                                               ----------   ----------   ----------   ----------
        Total other operating expenses                              1,359        1,567        2,721        3,088
                                                               ----------   ----------   ----------   ----------
   Income before income taxes                                         360          123          783          274
Provision for income taxes                                            137          298          101
                                                               ----------   ----------   ----------   ----------
                                                                                                              47
Net income                                                     $      223   $       76   $      485   $      173
                                                               ==========   ==========   ==========   ==========
Per share data:
   Net income per share                                        $     0.05   $     0.02   $     0.10   $     0.04
                                                               ==========   ==========   ==========   ==========

   Dividends per share                                         $     0.00   $     0.00   $     0.00   $     0.06
                                                               ==========   ==========   ==========   ==========

Weighted average shares outstanding                             4,712,408    4,760,556    4,712,408    4,760,566
                                                               ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                    CONTINENTAL BANCORPORATION AND SUBSIDIARY
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                     Six Months Ended
                                                                                     ----------------
                                                                                   6/30/96     6/30/95
                                                                                   -------     -------
                                                                                          (in thousands)
Operating activities:
Net income                                                                        $    485    $    173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation, amortization and accretion, net                                        560         352
  Provision for loan losses                                                            120         150
  Net increase in other assets                                                        (444)     (1,956)
  Increase in other liabilities                                                        281         542
                                                                                  --------    --------
       Net cash provided by (used in) operating activities                           1,002        (739)
                                                                                  --------    --------

Investing activities:
  Purchase of investment securities available-for-sale                             (16,405)    (29,503)
  Proceeds from sale of investment securities available-for-sale                        --       7,178
  Proceeds from maturities of investment securities held-to-maturity                10,312        (904)
  Proceeds from maturities of investment securities available-for-sale              12,362       3,505
  Net decrease (increase) in loans                                                   9,855         (14)
  (Investment in) proceeds from other real estate owned                                 --          --
  Capital expenditures                                                                  (7)        (80)
                                                                                  --------    --------
       Net cash provided by (used in) investing activities                          16,117     (19,818)
                                                                                  --------    --------

Financing activities:
  Net increase (decrease) in demand deposits and savings accounts                   (6,946)     (4,118)
  Net increase in certificates of deposits                                             909      15,136
  Net borrowings of long term Federal Home Loan Bank advances                           --         100
  Repayment of long term Federal Home Loan Bank advances                               (41)     (1,017)
  Net decrease in short term Federal Home Loan Bank advances                       (12,900)    (14,000)
  Securities sold under agreement to repurchase                                         --      24,749
  Dividend on common stock                                                              --        (286)
                                                                                  --------    --------
       Net cash provided by (used in) financing activities                         (18,978)     20,564
                                                                                  --------    --------
Net decrease in cash and cash equivalents
                                                                                    (1,859)          7
Cash and cash equivalents at beginning of period                                    12,872       7,531
                                                                                  --------    --------
Cash and cash equivalents at end of period                                        $ 11,013    $  7,538
                                                                                  ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                                      $  3,341    $  3,613
                                                                                  ========    ========
    Income taxes                                                                  $     39    $    129
                                                                                  ========    ========
    Loans transferred to other real-estate owned                                  $    390    $    120
                                                                                  ========    ========


The accompanying notes are an integral part of these financial statements.

                    CONTINENTAL BANCORPORATION AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                         For the Six Month Periods Ended
                             June 30, 1996 and 1995
                                   (unaudited)



1. Basis of Presentation

Continental Bancorporation (the "Corporation") is a one bank holding company and the parent company of Continental Bank of New Jersey. Other than Continental Bank of New Jersey, the Corporation has no subsidiaries. All references to the Bank or the Corporation hereinafter refer to both.

The consolidated statement of condition at June 30, 1996 and statements of earnings and cash flows for the three and six months ended June 30, 1996 and 1995 are unaudited, but in the opinion of management, all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of such results for all periods have been made. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Continental Bancorporation (the "Corporation") is the holding company for Continental Bank of New Jersey (the "Bank"), which is a New Jersey State chartered commercial bank.

The Bank's operations are conducted from four offices located in Camden County, New Jersey. The Bank has regulatory approval to open a fifth office located in Stratford, New Jersey. The Bank offers a full range of bank services, both retail and commercial, at its four locations. The Bank's deposits are insured by the Federal Deposit Insurance Corporation.


Financial Condition

At June 30, 1996, total assets amounted to $173,728,000, a decrease of $18,035,000, from total assets of $191,763,000, at December 31, 1995. This decrease was primarily the result of scheduled return of principal in the security portfolio.


Investments

During the second quarter 1996, investment securities decreased by $10,037,000. This decrease was primarily the result of scheduled repayment of principal from fixed rate securities. The investment portfolio at June 30, 1996, consisted of approximately $21,399,000 in high quality and short duration Mortgage Backed Securities and $60,210,000 in U.S. Agency securities. All Mortgage Backed Securities are U.S. Agency issued and therefore, in management's opinion, represent no credit risk. The Mortgage Backed Securities pay a fixed coupon and therefore represent interest rate risk but have very short durations and limited extension risk. The remainder of the investment portfolio primarily consists of floating Agency securities which represent no credit risk, adjust not less frequently than quarterly and therefore represent only very limited interest rate risk.

Proceeds on sales of securities classified as available-for-sale were $0 and $7,178,000 for the periods ended June 30, 1996 and 1995, respectively. For the periods ended June 30, 1996 and 1995, there were gross realized gains of $0 and $21,000, respectively. There were no realized losses for the six month period ended in 1996 or 1995. The Corporation uses the specific identification method to determine the cost of the securities sold.


The amortized costs, unrealized gains and losses, and fair values of the Corporation's available-for-sale and held-to-maturity securities are summarized as follows:


                                                                    1996
                                                               Gross     Gross          Fair
                                                Amortized   unrealized   unrealized    market
                                                  cost         gains      losses       value
                                                ---------   ----------   ---------     ------

                                                               (in thousands)

Available-for-sale securities
   U.S. Government agency                         $ 60,442    $     168   $     400   $ 60,210
   FHLMC mortgage-backed PAC's                       2,292            -           7      2,285
   Federal Home Loan Bank stock                      6,589            -           -      6,589
                                                  --------    ---------   ----------   --------
                                                    69,323          168         407     69,084
                                                  --------    ---------   ----------   --------
Held-to-maturity securities
   Mortgage-backed securities
      FHLMC pass-through certificates                5,103            -         123      4,980
      FNMA mortgage-backed PACs                      9,185            -          82      9,103
      FHLMC mortgage-backed PACs                     4,826            -          25      4,801
                                                  --------    ---------   ----------  --------
           Total mortgage-backed securities         19,114            -         230     18,884
                                                  ========    =========    ========   ========
                                                                      -
                                                 $  88,437    $     168    $    637   $ 87,968
                                                  =========   =========    ========   ========

The maturity distribution of the investment portfolio of the Bank, as of June 30, 1996, is summarized as follows:



                                                    Available-for-sale               Held-to-maturity
                                                    ------------------               ----------------
                                                                 Estimated                       Estimated
                                                 Amortized         fair           Amortized        fair
                                                    cost           value             cost          value
                                                    ----           -----             ----           -----

Due in one year or less                         $ 1,000           $   995           $    --             $  --
Due after one year through five years             2,607             2,586                --                --
Due after five years
                                                 12,826            12,808                --                --
Due after ten years                              44,009            43,821                --                --
                                                -------           -------           -------           -------
                                                 60,442            60,210                --                --
Mortgage-backed securities                        2,292             2,285            19,114            18,884
Federal Home Loan Bank (FHLB) stock               6,589             6,589                --                --
                                                -------           -------           -------           -------
                                                $69,323           $69,084           $19,114           $18,884
                                                =======           =======           =======           =======


Loan Portfolio

The Bank tailors financial services to individuals and businesses within its marketplace. A substantial portion of the financial services offered consists of consumer, real estate and commercial loans. The Bank's primary loan policy objective is to grant and maintain loans which ensure the safety of deposits and capital, while generating sufficient income to produce a superior rate of return on capital and assets. Real estate loans generally have a maximum of 80% loan to appraised value. Other secured loans have a loan to value ratio of between 50-80%. Unsecured loans are approximately 3.69% of total loans at June 30, 1996. The loan portfolio declined at an annualized rate of 25.37% during the six month period ended June 30, 1996. This reduction in loan balances was due principally to scheduled mortgage amortization and sale of real estate projects financed by the Bank to third parties.

The following table reflects the mix of the loan portfolio at June 30, 1996 and December 31, 1995:




                                           06/30/96                 12/31/95
                                           --------                 --------
                                              (in thousands of dollars)

                                      Loans        % of         Loans          % of
                                      -----        ----         -----          ----
                                                  Total                       Total
                                                  -----                       -----


Commercial                          $ 19,910        28.84%    $ 25,101        31.74%
Installment                           15,601        22.60%      17,678        22.36%
Mortgage                              33,532        48.57%      36,294        45.90%
                                    --------      -------      -------        ------
  Total gross loans                   69,043       100.00%      79,073       100.00%
                                                  =======                    =======

Deferred loan fees
                                         (70)                      (94)
Unearned discount                          -                        (2)
Unamortized premium                      100                       112
                                     -------                   -------
                                      69,073                    79,089
Allowance for credit losses           (1,239)                   (1,400)
                                     -------                   -------
  Total net loans                    $67,834                   $77,689
                                     =======                   =======


Non Performing Loans

The following table shows the balance, and the effect on interest income, of non-performing assets in the Bank's loan portfolio, by category, at and for the period shown below:

                                                             6/30/96    12/31/95
                                                             -------    --------
                                                               (in thousands)
Loans past due 90 days still accruing interest:
  Commercial                                                  $    6    $   30
  Installment                                                     12        --
  Real Estate                                                     67        --
                                                              ------    ------
Total                                                             85        30
                                                              ------    ------
Non-accrual loans:
  Commercial                                                     120     1,968
  Installment                                                     --         1
  Real Estate                                                  1,074       452
                                                              ------    ------
Total                                                          1,194     2,421
                                                              ------    ------
Troubled Debt Restructured Loans                                  31       135
                                                              ------    ------
Total non-performing loans                                    $1,310    $2,586
                                                              =======   ======

Ratio of non-performing loans to
  total period-end loans                                        1.90%    3.27%
                                                              ======    =====
Ratio of non-performing assets to
  total assets                                                  1.32%    1.78%
                                                              ======    ======




                                                              Six Months Ended             Six Month Ended
                                                              ----------------             ---------------
                                                                   6/30/96                     6/30/95
                                                               (in thousands)             (in thousands)
                                                                             (unaudited)
Gross amount of Interest which would have
  been recorded at original rate on Non-
  accrual and Restructured Loans.                                  $     53                 $     51
Interest received from customers on Non-
 accrual and Restructured Loans.                                         (4)                       -
                                                                   ---------                --------
Net impact on Interest Income of Non-
  accrual Loans.                                                   $     49                $      51
                                                                   =========               =========

Non accrual loans decreased by $982,000 during the second quarter of 1996. This decrease in non accrual loans was primarily the result of receiving $659,000 in payments, $184,000 in charge-offs and transferring two loans to other real estate in the amount of $287,000, offset in part by transferring four loans, amounting to $148,000, of additional loans to non-accrual status. At June 30, 1996 and December 31, 1995, other real estate owned was at $989,000 and $818,000, respectively.

The balance of impaired loans was $1,280,000 at June 30, 1996. The Bank has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The impaired loan balance included $1,194,000 of non-accrual loans. The allowance for loan loss associated with the $1,280,000 of impaired loans was $182,000 at June 30, 1996. Total cash collected on impaired loans during the quarter ended June 30, 1996 was $663,000 of which $659,000 was credited to the principal balance outstanding on such loans and $4,000 was recognized as interest income. Interest that would have been accrued on impaired loans during the quarter was $53,000. Interest income recognized during the quarter was $4,000. The Bank's policy for interest income recognition on impaired loans is to recognize income on restructured loans under the accrual method. The Bank recognizes income on non-accrual loans under the cash basis, when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Bank; if these factors do not exist, the Bank will not recognize income.


Allowance for Credit Losses

The analysis of the allowance for credit losses for the periods indicated are as follows:


                                                            At           At
                                                          6/30/96     12/31/95
                                                          -------     --------
                                                             (in thousands)

Balance, beginning of year                               $ 1,400       $   939
Provision charges to operations                              120         1,353
                                                         -------       -------

                                                           1,520         2,292
Recoveries of loans previously charged off
  Real estate                                                  2          --
  Commercial                                                  36            15
  Installment                                                  8             3
                                                         -------       -------
Total recoveries                                              46            18
Loans charged-off                                        -------       -------
  Real estate                                                (26)         (311)
  Commercial                                                (241)         (393)
  Installment                                                (60)         (206)
                                                         -------       -------
Total charged-off                                           (327)         (910)
                                                         -------       -------
Net (charged-off) recoveries                                (281)         (892)
                                                         -------       -------
Balance, at end of year                                  $ 1,239       $ 1,400
                                                         =======       =======



Ratio of allowance for credit losses to non-
  performing loans                                         94.58%        54.14%
Ratio of allowance for credit losses to non-
  performing assets                                        53.89%        41.13%
Ratio of allowance for credit losses to non-
  accrual loans                                           103.77%        57.83%


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


Deposits

Deposits decreased between December 31, 1995 and June 30, 1996 by $6,037,000. The mix of the deposit portfolio reflects a decrease of $1,014,000, or 4.04%, in non-interest bearing demand deposits, a decrease of $5,932,000 or 9.09% in money market and savings deposit accounts, and an increase of $909,000, or 2.37%, in time deposits. Management believes that the overall decline in deposit balances is seasonal in nature. Management believes the shift in deposit mix to certificates of deposits from savings accounts is a result of the difference between the rates paid on savings accounts and those on certificates.


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

At June 30, 1996, outstanding borrowings under the advances totaled $37,139,000. The weighted average interest rate of the advances at June 30, 1996, was 5.72%. Substantially all of the advances mature in July 1996. All advances maturing in July 1996 may be rolled forward as is necessary. The maximum amount of advances outstanding at any month-end during the second quarter 1996 was $40,152,000.


Liquidity and Capital Resources

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

To increase the Bank's capital levels, the Corporation contributed $900,000 to the capital of the Bank in 1995.

The Corporation and the Bank are required to maintain minimum ratios of Tier 1 and Total capital to "Risk-weighted" assets and a minimum Tier 1 leverage ratio, as defined by the banking regulators.

The capital ratios of the Corporation and the Bank at selected dates are as follows:


                                                                     Regulatory
                                            6/30/96      12/31/95    Requirement
                                            -------      --------    -----------
The Corporation
Tier 1 Risk-Based Capital Ratio             13.97%       13.01%         4.00%
Total Risk-Based Capital Ratio              15.22%       15.52%         8.00%
Tier 1 Leverage Capital Ratio                6.43%        6.04%      3.00%-5.00%

The Bank
Tier 1 Risk-Based Capital Ratio             15.19%       13.84%         4.00%
Total Risk-Based Capital Ratio              16.44%       15.09%         8.00%
Tier 1 Leverage Capital Ratio                6.99%        6.48%      3.00%-5.00%


At June 30, 1996, the Bank's actual tier 1, total capital and tier 1 leverage ratio all exceed minimum regulatory capital requirements as well as the federal "well capitalized" standard. The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on liquidity, capital resources or operations of the Company.


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

The following table summarizes repricing intervals for interest-earning assets and interest-bearing liabilities as of June 30, 1996 and the difference or "gap" between them on an actual and cumulative basis for the periods indicated. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely. To the extent loans presented in this table are on demand basis, they are categorized as to maturity based upon their stated amortization schedule.


                                                         Repricing Time Periods
                                                               6/30/96
                                                               -------
                                                        (in millions of dollars)
                                                  0-90        90-365        1-5        Over 5 yrs or
                                                  Days         Days        years      rate insensitive     Total
                                                  ----         ----        -----      ----------------     -----
Investment securities
  Available for sale                              60.2            -           -              8.9            69.1
  Held to Maturity                                   -          4.8         5.1              9.2            19.1
Loans                                             24.1         22.3        16.7              4.7            67.9
Fed funds sold                                     1.5            -           -                -             1.5
                                                 ------       -----       -----            -----           -----
  Total interest-earning assets                   85.8         27.1        21.8             22.8           157.5
                                                 ------       -----       -----            -----           -----

Interest bearing deposits
                                                  70.4         23.0         5.0                -            98.4
Federal Home Loan Bank
  Advances                                        36.0                                       1.1            37.1
Subordinated debentures                              -            -           -              1.1             1.1
Total interest bearing liabilities               106.4         23.0         5.0              2.2           136.6
                                                 ------      ------       -----            -----           -----

GAP                                              (20.6)         4.1        16.8             20.6            20.9
                                                -------      ------      ------            -----            ----
Cumulative GAP Ratio                             (0.13)        0.03        0.11             0.13
                                                ======       ======      ======            =====
Cumulative GAP                                   (20.6)       (16.5)        0.3             20.9
                                                ======       ======      ======            =====
Cumulative GAP Ratio                             (0.13)       (0.10)       0.00             0.13
                                                ======       ======      ======            =====


COMPARISON OF SIX MONTHS ENDED
June 30, 1996, and 1995.

Results of Operations

The Corporation recorded net income of $223,000 for the three month period ended June 30, 1996, compared to $76,000 for the same period in 1995. The Corporation recorded net income of $485,000 for the six month period ended June 30, 1996, compared to $173,000 for the same period in 1995, primarily as a result of improving the Bank's non-interest expense.

Net Interest Income

The table on the following page provides information concerning the balances, yields and rates on interest-earning assets and interest-bearing liabilities during the periods indicated. Net interest income before provision for loan losses for the three month period ended June 30, 1996, increased $75,000 or 4.96% compared to the same period in 1995. This increase was primarily a result of a decrease in rates paid on Federal Home Loan Bank advances and time deposits, partially offset by a decrease in yield on interest earning assets.

Average Balance and Net Interest Income (in thousands)

                                                  Three Months Ended                          Three Months Ended
                                                        6/30/96                                    6/30/95
                                                        -------                                    -------
                                            Average                  Yield              Average                 Yield
 Interest-earning assets:(1)                Balance     Interest     Rate               Balance   Interest      Rate

   Real estate loans                        $  35,186         805      9.15%            $  35,589      769        8.64%
   Commercial Loans                            21,904         490      8.95%               28,702      664        9.25%
   Consumer loans                              15,971         423     10.59%               20,208      557       11.03%
   Investment Securities                       90,975       1,346      5.92%               91,772    1,345        5.86%
   FHLB Stock                                   6,589         102      6.19%                4,846       78        6.44%
   Federal funds sold                             951          13      5.47                   723       11        6.09%
                                            ---------       -----                       ---------    -----
     Total                                   171,576        3,179      7.41%              181,840    3,424        7.53%
                                            ---------       -----                       ---------    -----

 Interest-bearing liabilities:
   Deposits:
     Money Market and Interest-
       bearing demand                          41,381         293      2.83%               41,368      346        3.35%
     Savings                                   21,344         161      3.02%               22,667      141        2.49%
     Time                                      40,433         556      5.50%               35,193      496        5.64%
    Borrowed funds:
     FHLB advances                             39,366         552      5.61%               39,507      620        6.28%
     Other borrowed funds                       1,196          30     10.03%               17,949      309        6.89%
                                            ---------       -----                         -------    -----
     Total                                    152,031       1,592      4.19%              156,684    1,912        4.88%
                                              =======       =====                         =======    ======

 Excess of interest-earning
   assets over interest-
   bearing liabilities                      $  19,545                                    $ 25,156
                                            =========                                    ========

 Net interest and dividend income                        $  1,587                                  $ 1,512
                                                         ========                                  =======

 Interest rate spread                                                  3.22%                                       2.65%
                                                                       =====                                       =====


 Net yield on interest earning
   assets                                                              3.70%                                       3.33%
                                                                       =====                                       =====

- --------------------------------------------------------------------------------
(1) Non-accrual loan balances are included in average balances.


The net yield on interest earning assets for the three month period ended June 30, 1996 was 3.70%, an increase of 27 basis points from the 3.33% yield at June 30, 1995. The increase in net yield on interest earning assets was primarily the result of a decrease in rates paid on Federal

Home Loan Bank advances and time deposits, partially offset by a decrease in yield on interest earning assets.


Provision for Credit Loss

During the three months ended June 30, 1996, a provision of $60,000 was made to the allowance for credit loss. During the six months ended June 30, 1996, a provision of $120,000 was made to the allowance for credit loss. Management believes that this provision is adequate considering the level of the allowance for credit losses, its current analysis of the loan portfolio, and the anticipated future growth of the loan portfolio.


Other Operating Income

Other operating income decreased $61,000 for the three month period ended June 30, 1996 over the same period in 1995. This increase was primarily due to a decrease in overdraft charges and to a second quarter slow down of mortgage origination.

Other operating income decreased $20,000 for the six month period ended June 30, 1996 over the same period in 1995. This increase was primarily due to a decrease in overdraft charges.


Other Operating Expense

Other operating expenses decreased to $1,359,000 for the three months ended June 30, 1996 a decrease of $208,000 or 13.27% from the $1,567,000 recorded for the three months ended June 30, 1995. Salaries and employee benefits decreased by $34,000 primarily as a result of management personnel changes during 1995. Data processing expense increased by $26,000 primarily due to increased courier charges. Legal expenses increased by $24,000 primarily a result of collection of non-performing loans. All other expenses decreased by $203,000 as a result of greater cost reduction efforts.

Other operating expenses decreased to $2,721,000 for the six months ended June 30, 1996 a decrease of $367,000 or 11.88% from the $3,088,000 recorded for the six months ended June 30, 1995. Salaries and employee benefits decreased by $157,000 primarily as a result of management personnel changes during 1995. Legal expenses increased by $42,000 primarily a result of collection of non-performing loans. All other expenses decreased by $239,000 as a result of greater cost reduction efforts.


Income Taxes

The charge for federal and state income taxes is recorded at the current tax rates applicable to the corporation. Income taxes expensed for the three months ended June 30, 1996 were $137,000 as compared to $47,000 for the same period in 1995. This change represents improved profitability of the Company in 1996.

Income taxes expensed for the six months ended June 30, 1996 were $298,000 as compared to $101,000 for the same period in 1995. This change represents improved profitability of the Company in 1996.

Cashflow

During the six months ended June 30, 1996, the principal source of funds for the Corporation's investing activities were cash inflows resulting from improved management of non-earning cash balances and scheduled return of principal from the security portfolio.

Through the funding sources mentioned above, the Bank purchased $16,405,000 of investment securities during the six months ended June 30, 1996, while maturities and principal payments totaled $22,674,000.



PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     None

         (b) No reports on Form 8-K were filed during the second quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CONTINENTAL BANCORPORATION




DATE:     August 14, 1996                    David F. Dierker (signature)
                                             ----------------------------
                                             David F. Dierker, President